Form 10-Q
period 2012-02-29
CONTEMPORARY SIGNED BOOKS, INC.
filed 2012-09-05
CIK 1536897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 333-178490

CONTEMPORARY SIGNED BOOKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2914348
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

600 Lexington Avenue

10th Floor

New York, NY 10022

(Address of principal executive offices)

212-319-0503

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes       ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes  ☑    No

As of August 17, 2012, there were 3,150,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

2

Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Contemporary Signed Books, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refers to Contemporary Signed Books, Inc.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

February 29, 2012

4

Contemporary Signed Books, Inc.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

		August 31, 2011
	February 29, 2012 (Unaudited)	(Derived from audited financial statements)

ASSETS

Current assets:
Cash (Note2)	$788	$4,835
Inventory (Note2)	2,179	2,179
Prepaid Expenses	-	43

Total current assets	2,967	7,057

Deferred registration costs (Note 2)	20,445	20,445

TOTAL ASSETS	$23,412	$27,502

LIABILITIES AND stockholders’ EQUITY

Current liabilities:
Short-term borrowing (Note 5)	$-	$10,000
Accrued expenses and other current liabilities	9,011	8,463

Total current liabilities	9,011	18,463

Stockholders’ equity (Note 4):
Common stock, $0.001 par value per share, 10,000,000 shares authorized, and 3,150,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	28,350	28,350
Deficit accumulated during development stage	(17,099)	(22,461)

Total stockholders’ equity	14,401	9,039

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,412	$27,502

See accompanying notes to financial statements.

Contemporary Signed Books, Inc.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

					For the Period From
					June 10, 2010
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012 (Cumulative )

Revenues (Note 2)	-	-	-	-	495
Cost of goods sold	-	-	-	-	(122)

Gross profit	-	-	-	-	373

Operating expenses:
General and administrative expenses	3,524	-	4,638	10	27,472

Net operating (loss)	(3,524)	-	(4,638)	(10)	(27,099)

Other income:
Gain on forgiveness of debt (Note 5)	-	-	10,000	-	10,000

Net income (loss)	$(3,524)	$-	$5,362	$(10)	$(17,099)
(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$0.00	$0.00	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	3,150,000	2,706,818	3,150,000	2,652,809	2,923,183

See accompanying notes to financial statements.

Contemporary Signed Books, Inc.
(A DEVELOPMENT STAGE COMPANY)

StatementS of Changes in Stockholders’ Equity (unaudited)
FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO February 29, 2012

		Additional	Deficit Accumulated During
	Common	Paid-in	Development
	Stock	Capital	Stage	Total

Initial capitalization	$2,600	$23,400	$-	$26,000
Net (loss)	-	-	(3,950)	(3,950)

Balance, August 31, 2010	2,600	23,400	(3,950)	22,050
Capital contributions	550	4,950	-	5,500
Net (loss)	-	-	(18,511)	(18,511)

Balance, August 31, 2011	3,150	28,350	(22,461)	9,039
Net income	-	-	5,362	5,362

Balance, February 29, 2012	$3,150	$28,350	$(17,099)	$14,401

See accompanying notes to financial statements.

Contemporary Signed Books, Inc.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended		For the Period From June 10, 2010 (Inception) to February 29, 2012
	February 29, 2012	February 28, 2011	(Cumulative )

Cash flows from operating activities:
Net income (loss)	$5,362	$(10)	$(17,099)
Gain on forgiveness of debt (Note 5)	(10,000)	-	(10,000)
Change in operating assets and liabilities:
Deferred registration costs	-	(445)	(20,445)
Prepaid expenses	43	-	-
Inventory	-	(766)	(2,179)
Accrued expenses and other current liabilities	548	(2,000)	9,011

Net cash (used in) operating activities	(4,047)	(3,221)	(40,712)

Cash flows from financing activities:
Proceeds from short-term borrowing	-	-	10,000
Capital contributions	-	2,000	31,500

Net cash provided financing activities	-	2,000	41,500

Net change in cash	(4,047)	(1,221)	788
Cash, beginning of period	4,835	16,000	-

Cash, end of period	$788	$14,779	$788

See accompanying notes to financial statements.

1.	GENERAL

Organization and Business Nature

Contemporary Signed Books, Inc. (the “Company”) was incorporated in the State of Delaware on June 10, 2010 to collect and sell autographed first editions of contemporary fiction and non-fiction printed in the United States, which are considerably more valuable than unsigned copies of the same authors.

The Company is in the development stage and has generated limited revenues from operations and has no assurance of any future revenues. The Company will require substantial additional funding to cover its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.	ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of February 29, 2012 and for the three and six months ended February 29, 2012 and February 28, 2011 and the period from June 10, 2010 (inception) to February 29, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended February 29, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending August 31, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the SEC, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the period from June 10, 2010 (inception) to August 31, 2011.

2.	ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents. The Company places its cash with high credit quality financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At February 29, 2012 and August 31, 2011, the Company did not have cash balances which were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

Revenue Recognition

Sales are recognized when revenue is realized or becomes realizable and has been earned. In general, revenue is recognized when the earning process is complete and collectability is reasonably assured which is usually upon shipment of the product.

Inventory

Inventories consisting of books are stated at the lower of cost or market determined by first-in, first-out method.

The Company establishes a reserve to mark down its inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about age of the inventory, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required. There was no allowance for excessive or unusable inventory as of February 29, 2012 and August 31, 2011.

Deferred Registration Costs

Deferred registration costs are incremental costs incurred by the Company in connection with a proposed common stock offering to be charged against the gross proceeds of the offering. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. Deferred registration costs were $20,445 as of February 29, 2012 and August 31, 2011, respectively.

2.	ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At February 29, 2012 and August 31, 2011, the Company has established full valuation allowances against deferred tax assets, recognized for operating losses, due to the uncertainty in realizing their benefits. At February 29, 2012, the Company had approximate $17,000 of unused operating losses expiring in 2032.

The Company adopted the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.

The Company is in the process of preparing and filing its federal income tax return for the year ended August 31, 2011 and 2010. As of February 29, 2012, the State of Delaware Franchise Taxes for the year ended August 31, 2011 was paid by a third party and a related payable to this third party was included in accrued liabilities in the accompanying balance sheets.

No income taxes or interest were paid as of February 29, 2012.

2.	ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

Financial instruments include cash, short-term borrowing, and accrued expenses and other current liabilities. As of February 29, 2012 and August 31, 2011, the carrying values of these financial instruments approximated their fair values due to the short term nature of these financial instruments.

Earnings per Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings per share are the same for the three and six months ended February 29, 2012 and February 28, 2011 and for the period from June 10, 2010 (inception) to February 29, 2012 because the Company had no common stock equivalents.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU No. 2011-08”) that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income (loss) in the statement(s) where the components of net income (loss) and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income (loss), or change the option for an entity to present components of OCI gross or net of the effect of income taxes.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company does not believe that the adoption of these standards will have a material impact on its financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of this standard will have a material impact on its financial statements.

4.	SHARE CAPITAL

	Number of shares	Amount

Authorized:
Common stock at $0.001 par value per share	10,000,000	$10,000

At February 29, 2012 and August 31, 2011	10,000,000	$10,000

Issued and outstanding:
Common stock at $0.001 par value per share	3,150,000	$3,150

At February 29, 2012 and August 31, 2011	3,150,000	$3,150

5.	SHORT-TERM BORROWING

Short-term borrowing of $10,000 as of August 31, 2011 represents a non-interest bearing loan obtained from an unrelated third party on July 15, 2010 to cover the Company’s cash flow needs. The loan was forgiven by the third party in October 2011.

6.	Going concern/risks and uncertainties

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a start up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. This raises substantial doubt about the Company’s ability to continue as a going concern. The reasons for the substantial doubt along with management’s plans are as follows:

The Company has generated very limited revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds through the issuance of equity or debt securities. Management believes that the actions presently being taken to implement its business plan and to generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can no assurances to that effect. The Company’s continuation as a going concern and its ability to emerge from the development stage with any planned principal business activity is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and attain profitable operations.

The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our audited financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this Report.

These forward-looking statements speak only as of the date of this Quarterly Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

We were incorporated in the state of Delaware on June 10, 2010. We intend to develop an e-commerce market for our autographed books which we will offer through our website.  We will primarily derive revenue from the autographed books which will be sold on our website.

Plan of Operation

We are in the development stage and have generated limited revenues from operations and have no assurance of any future revenues. We will require substantial additional funding to cover its operations. There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We focus on contemporary fiction and non-fiction books, primarily printed in the United States and only autographed first editions. We purchased 44 autographed books published in 2010 and 15 autographed books published in 2011. Currently only those books published in 2010 are offered for sale on our website and we have sold six (6) books as of the date of this Quarterly Report.

We will primarily derive revenue from the sale of our books. We currently do not have sufficient capital to enable us to execute our business plan for the next twelve (12) months. Our business plan includes marketing and advertising of our business and our website, website enhancements, purchase of contemporary signed books, and hiring of employees. We can offer no assurance that we will be successful in offering our products. In addition, any number of factors may impact our ability to further develop and expand our products, including our ability to obtain financing if and when necessary; market acceptance of our products; and our ability to gain a sufficient market share. Our business will fail if we cannot successfully implement our business plan or if we cannot develop or successfully market our products.

Liquidity and Capital Resources

There is a limited operating history by which to evaluate the likelihood of our success or our ability to exist as a going concern. As of February 29, 2012, we have capital contribution of $31,500. In addition, we obtained a loan of $10,000 from an unrelated third party on July 15, 2010 and the loan was forgiven by the third party in October 2011. We anticipate that our future cash needs will be approximately $77,000 for the twelve months from the end of this period covered by this Quarter Report based on our business plan. We anticipate obtaining net proceeds from the sale of our 3,000,000 shares of common stock pursuant to the best efforts offering. We may be able to raise $80,000 from our offering to complete our projected business plan, including $77,000 in expenses. There can be no assurance that we will sell any of such shares and accordingly we may receive no proceeds from the offering, or even if we sell any or all of the shares, we may receive less proceeds than anticipated since we may accept issuance of promissory notes as consideration for shares up to 25% of the aggregate purchase proceeds and receipt of such proceeds is not guaranteed. If any of the above events happen, we will require additional funding in order to continue operations for the first 12 months. If we do complete the implementation of our business plan, we may not be able to generate sufficient revenues to become profitable. We anticipate, although no assurance can be given, that our company will experience substantial growth during the next two years. Any period of growth and the start-up of the business are likely to be a significant challenge to us. We may never secure any additional funding necessary to continue our operations. At the present time, we have not made any arrangements to raise additional funds. If we need additional funds, we may seek to obtain additional funds through additional private placement(s) of equity or debt. We have no other financing plans at this time.

5

Known Trends and Uncertainties

We believe that our business is negatively affected by economic downturns where necessities have a priority. We will be dependent on potential book buyers and collectors being directed to our primary website. If we are unable to create traffic to the site, this would impact the sale of our books. We do not at this time see any reduction in the availability of signed books. Our liquidity will depend on our ability to create sales. As marketing efforts become broader in scope in year three and beyond, we expect to be able to gain a larger portion of the market share for signed contemporary books.

Results of Operation

Our plan calls for revenue to come from the sale of our books. We have generated minimal revenues since our inception on June 10, 2010.  Our auditors have expressed substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern. For the three months ended February 29, 2012, we had a loss of $3,524. For the period from our inception to February 29, 2012, we had a loss of $17,099.

Our operating expenses, primarily comprised of general and administrative expenses, were $3,524 for the three months ended February 29, 2012. During the period from inception to February 29, 2012, our operating expenses were $27,472.

Our total assets, consisting of cash on hand, inventory, and prepaid expenses, were $23,412 as of February 29, 2012. Our total assets as of August 31, 2011 were $27,502.

Going Concern Consideration

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2012.  Please see footnote 6 to our financial statements for additional information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

6

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based on the evaluation, our PEO and PFO have concluded that as of the end of the period covered by this Quarter Report, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company is made known to management, including the PEO and PFO, particularly during the period when our periodic reports are being prepared, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINING SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

7

Item 6. Exhibits

Exhibit	Description

3.1	Articles of Incorporation of Registrant.*
3.2	Bylaws of Registrant.***
4.1	Specimen Common Stock Certificate.***
5.1	Legal Opinion of Gersten Savage LLP Relating to 2,200,000 Shares Offered by Selling Stockholders.**
5.2	Legal Opinion of Gersten Savage LLP Relating to 3,000,000 Shares Offered on a Best Efforts Basis.**

*Filed with Registration Statement on Form S-1 on December 14, 2011.

**File with Amendment No. 1 to Registration Statement on Form S-1 on February 3, 2012.

***File with Amendment No. 2 to Registration Statement on Form S-1 on March 13, 2012.

8

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Contemporary Signed Books, Inc.

August 20, 2012	By:	/s/ Mary McClean
Mary McClean
	Its:	CEO, President and Director
(Principal Executive Officer)

August 21, 2012	By:	/s/ Jacqui Samuels
Jacqui Samuels
	Its:	Secretary and Treasurer
(Principal Financial Officer)

9